Form 10KSB
period 2002-07-31
VALEMONT SUPPLY LTD
filed 2002-10-08
CIK 1164879

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

              For the fiscal year ended July 31, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from ________ to ________.

COMMISSION  FILE  NUMBER  333-76950

                       Date of Report: October 8, 2002


                                 VALEMONT SUPPLY LIMITED
             (Exact name of registrant as specified in its charter)

              Washington                            912123475
   (State or other jurisdiction of              (I.R.S. employer
    incorporation or organization)             identification  no.)

                                6779 BLACKWELL RD
                   KAMLOOPS, BRITISH COLUMBIA V2C 6V7, CANADA
                                 (604) 681 6599
     (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

  Title of Each Class                  Name of each Exchange on Which Registered
Common Stock ($0.0001 Par Value)                         None
Preferred Stock ($0.0001 Par Value)                      None

Securities registered under Section 12(g) of the Exchange Act: None


     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                    ---       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The issuer's total revenues for the year ended July 31, 2002, were $Nil.

At October 8, 2002, the number of shares outstanding of the registrant's Common Stock, $0.0001 par value (the only class of voting stock), was 8,000,000.

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Description  of  Business . . . . . . . . . . . . . . . . . . . . .  1

Item 2.   Description  of  Property . . . . . . . . . . . . . . . . . . . . .  2

Item 3.   Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  4

Item 4.   Submission  Of  Matters To  A Vote Of Security Holders. . . . . . .  4


                                    PART II

Item 5.   Market  For  Common  Equity And Related Stockholder Matters . . . .  5

Item 6.   Plan Of Operation . . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 7.   Financial  Statements . . . . . . . . . . . . . . . . . . . . . . .  9

Item 8.   Changes And Disagreements With Accountants On Accounting And
Financial  Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                                    PART III

Item 9.   Directors, Executive Officers, Promoters And Control Persons;
Compliance With Section 16(A) Of The Exchange Act . . . . . . . . . . . . . . 10

Item 10.  Executive  Compensation . . . . . . . . . . . . . . . . . . . . . . 10

Item 11.  Security Ownership Of Certain Beneficial Owners And Management. . . 11

Item 12.  Certain  Relationships  And  Related  Transactions. . . . . . . . . 11

Item 13.  Exhibits  And  Reports  On  Form  8K. . . . . . . . . . . . . . . . 12



                 [This Space Has Been Intentionally Left Blank]

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

GENERAL

Valemont Supply Limited was incorporated under the laws of the State of Washington on June 25, 2001, and is in its early exploration stage. To date, Valemont Supply Limited's only activities have been organizational, directed at acquiring its mineral claims, raising its initial capital and exploration. Valemont Supply Limited has not commenced commercial operations. Valemont Supply Limited has no full time employees and owns no real estate. Valemont Supply
Limited intends to complete the exploration of its mineral claims, its search for mica and to generally meet its future corporate obligations.

PRODUCT  DESCRIPTION


Collectively the mineral claims make up s whose primary mineral is mica schist. However, these mineralized materials do not constitute reserves. Mica has a number of end uses such as oil drilling muds, building products, paint, plastics, rubber and other end uses.


-     Drilling  muds  for  the  oil  and  gas  industry.


Drilling muds are used to lubricate and seal drilling shafts when exploring for oil and gas. The muds have a natural tendency to flow into and seal cracks in the perimeter of the drill shaft preventing the influx of unwanted fluid into the shaft while drilling and possible loss of oil well control. The platy structure of mica added to drilling mud facilitates the overlapping of particles to form a layer or wall on the outside of the shaft, thereby preventing fluid influx. Low quality mica is consumed in oil wells where purity and color are not important. Generally the rock formations in North America are such that drilling mud is required to effectively drill for oil and gas. This is not generally the case in other oil drilling areas in the Middle East and the North
Sea.   Mica  competes  with  several  other  products  used  in  drilling  mud, particularly a substance called bentonite. Bentonite is another mineral that is mined and has the same pliability, viscosity and lubrication properties as mica. Consumption of mica in drilling muds is directly related to oil well drilling activity and the availability and cost of substitute products. Consumption by the oil and gas industry has grown substantially as a result of new drill programs being initiated throughout North America. This has been a direct result of high oil and gas prices and governments desire to become energy sufficient.



-     Building  Industry

The  largest  market  for  mica  is  in  the  building industry.   Mica is used:
- In civil engineering applications including to strengthening and rebuilding bridges, water systems and highways.
- As a filler and extender in joint cement, which is used to fill joints in the erection of gypsum plasterboard. When mica is mixed into the joint cement compound, it acts as a reinforcing agent and prevents cracking and peeling and reduces shrinkage. Consumption of mica in joint cement is closely related to the level of construction activity and the use of gypsum plasterboard by the construction industry. Use of plasterboard is common only in the North American construction industry.

-     Insulating  And  Fireproofing

Mica is used in the production of insulating and fireproof wallboards, particularly in the United Kingdom. Mica is used as an asbestos substitute due to its similar insulating and fire-resistant physical properties. Valemont Supply Limited expects that the use of mica in wallboard will expand throughout North America, Europe and Japan due to its fire resistant properties.

INDUSTRY  CONDITIONS  AND  COMPETITION

Although Valemont Supply Limited is an exploration company and has no reserves, it has acquired a property with mineralized material and does not at this time contemplate attempting to acquire other properties. Thus management feels that it has no real competitors with respect to property acquisitions.


EMPLOYEES

Valemont Supply Limited is an exploration stage company and currently has no employees. A.E. Daem, its only officer and director, currently manages Valemont Supply Limited Valemont Supply Limited looks to Mr. Daem for his entrepreneurial and exploration skills and talents. He has extensive operating experience, covering a broad spectrum of businesses. His experience includes working as president and chief executive officer for a packaging company and most recently as the president and chief executive officer of an exploration company.

Management plans to use consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future. A portion of any future employee compensation likely would include the right to acquire stock in Valemont Supply Limited, which would dilute the ownership interest of holders of existing shares of Valemont Supply Limited's common stock.



ITEM  2.  DESCRIPTION  OF  PROPERTY


Valemont Supply Limited's mineral claims are located in the Cariboo Mining District of British Columbia, Canada. Specifically, the property lies at latitude 52o 46'N and longitude 119o 18'W. eight km south of Valemont, B.C., and the mineral title reference is:



     Map.  083D14W
     U.T.M.  Zone  11
     Administrative  Area
     Mining  Division:
     District  2075
     Mining  Dist.  03  -  Cariboo


Access to the claims area is by an all weather road that connects directly to a highway. The road dissects Valemont Supply Limited's mineral claims and is maintained by the British Columbia Department of Highways. The main line of the Canadian National Railway is 2km East of the mica schist deposit located on the property. For power the Avola-Valemont transmission line crosses the property. For water the Canoe River flows along the South boundary of the property.

To maintain the claims on an annual basis Valmont Supply Limited must perform a minimum of two hundred Canadian dollars per claim of validated work plus pay a ten Canadian dollar per claim registration fee to the Provincial Government. Cash may be paid in lieu of work. All claims have been maintained and are current with the provincial government.

The mica in this property was discovered in 1961. Prior to being acquired by Valemont Supply Limited, much work was carried out in order to better understand the exact nature and location of the mica schist found on the property. This work included:

Surface  exploration  and  geochemistry
-    Several trenches were dug and bulk samples taken.
- In addition several drill holes were made with assay results indicating the property owned by Valemont Supply Limited contains a mineralized material of 2,286,000 tons of mica schist accessible to open pit recovery. However, these mineralized materials do not constitute reserves.
- Metallurgical test conducted in 1981 at Bacon, Donaldson laboratories in Vancouver, with input from Kilborn engineering, on behalf of Brinco Mining Ltd verified a the mineralized material, but not reserves.
- A small-scale mining project was carried out in 1987 by Beaty Geological Ltd on behalf of Lico Resources Inc and Technigen Platinum Corporation resulting in four 60-70 ton bulk samples and six diamond drill holes being drilled which further outlined and exposed the deposit for the current owners, Valemont Supply Limited

No work has been done by Valemont Supply Limited on the property. Valemont Supply Limited does not have reserves, but it's proposed program of exploration includes engaging professionals to review the previous findings of mineralized materials with respect to the property. This will encompass the following:


- Walk the claims making sure the lines are clear of underbrush and to check the condition of the staking posts, the metal claim tags and numbers on each post
- Verify and validate all the data Valemont Supply Limited has compiled on the claims. This work history goes back forty years to 1961.
     o Valemont Supply Limited will try to locate bulldozer trenching to take samples.
     o Valemont Supply Limited will try to locate some of the 18 short holes drilled to see of any of the core is available for sampling
-    During a 1978 summer program several small pits were dug
     o Valemont Supply Limited will try to locate some of these pits for sampling. If the pits are in unusable condition Valemont Supply Limited will dig several sample pits for sampling
     o Valemont Supply Limited will try to locate the areas of the two drill programs carried out in 1978 with the object of finding core for sampling. The drill locations will be cleaned up and marked for use if further validation is necessary
- Valemont Supply Limited will conduct a thorough outcrop search of the property mapping and samplings were appropriate.
- The two new roads cut in the area will be examined and sampled should they prove of interest.

Valemont Supply Limited's property is without known reserves and the proposed program is exploratory in nature. Once the foregoing has been completed and analyzed to verify the existing reports, Valemont Supply Limited hopes to determine if its mineral deposit is economically and legally viable.

Valemont Supply Limited acquired the Valemont mineral claims from Mr. Douglas Payne in an arms length transaction.Valemont Supply Limited paid $30,000 US in cash to Mr. Payne in exchange for the mineral claims. In addition under the terms of sale Valemont Supply Limited is required to pay or cause to be paid
$2.00 US per ton of pit run of mica containing ore extracted from the mineral claims, this payment constitutes a net royalty payment to Mr. Payne. This payment is to be made within 30 days of the pit run mica leaving the mineral claims. The price per ton will be negotiated at the end of the first five years and each five years thereafter. The price renewal will not exceed the United States of America inflation rate, nor be less than the preceding five year period.

The mineralized material is exposed in sparse outcrops and in trenches excavated by a mining company in l981. However, these mineralized materials do not constitute reserves. Drilling has encountered three beds of mineralized material striking northeasterly and dipping shallowly northwestward into the moderately south sloping hillside. The top bed varies from 15 m to 25 m thick (averaging 17 m) and contains an average mica content of 60.6%. The mica schist bed also continues to the northwest but management feels that increasingly thick hard surface materials would increase the waste produced when mined, making it less economic and thus more expensive to mine.

The mica content is variable throughout the extent of the three beds of mica schist. In order to confirm the mica content, six holes were drilled in January-February 1987 to provide more information. Analytical results indicate that the percentage of mica averages 56.1%. The analysis indicates that the total percentage of mica appears to increase to the east.

Valemont Supply Limited currently maintains limited office space, occupied by Mr. Daem, for which it pays no rent. Its address is 6779 Blackwell Rd, Kamloops, British Columbia V2C 6V7, Canada, and its phone number is (604) 681 6599. Valemont Supply Limited does not believe that it will need to obtain additional office space at any time in the foreseeable future until its business plan is more fully implemented, at which time it may need office facilities.


ITEM  3.  LEGAL  PROCEEDINGS

Valemont Supply Limited is currently not a party to any pending legal proceedings.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the year ended 2002, the Valemont Supply Limited did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise. Directors are elected for one-year terms at the annual shareholders' meeting. Officers hold their positions at the pleasure of the board of directors. No employment agreements currently exist or are being contemplated. There is no arrangement or understanding between the directors and officers of Valemont Supply Limited and any other person pursuant to which any director or officer is to be selected as a director or officer.

                                     PART II


ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

a)  Market  Information

There  is  no  public  trading  market for Valemont Supply Limited common stock.


b)  Holders

As of October 8, 2002, there was 1 shareholder of record holding a total of 8,000,000 shares of common stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

c)  Dividends

There have been no dividends declared since the inception of the Company and there are no restrictions on the ability to pay dividends on common equity or that are likely to do so in the future. The payment of dividends is within the discretion of the Board of Directors and will depend on Valemont Supply Limited's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit Valemont Supply Limited's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

d)  Recent  Sales  Of  Unregistered  Securities

Set forth below is information regarding the issuance and sales of Valemont Supply Limited's securities without registration since its formation. No such sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.

a. On June 25, 2001 Valemont Supply Limited issued a total of 8,000,000 shares of common stock to A.E. Daem. The issuance of the common stock was exempt from registration under Regulation S. A.E. Daem was not a resident or citizen of the U.S. at the time it received the offer to purchase and at the closing of the purchase of the stock, and did not acquire the stock for the account or benefit of any U.S. person. A.E. Daem agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration. The stock contains a legend to the effect that transfer is prohibited except in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration. Valemont Supply Limited will refuse to register any transfer of the Stock not made in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration. The issuance of the shares was also exempt from registration under Rule 506 of Regulation D, and sections 3(b) and 4(2) of the Securities Act of 1933, as amended, due to Mr. Daem's status as the founder and initial management of Valemont Supply Limited, his status as an accredited investor and the limited number of investors (one).

ITEM  6. PLAN OF OPERATION

This annual report on Form 10-KSB contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. You should not place undue reliance on forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "intends", "expects", "plans", "anticipates", "believes", "estimated", "predicts", "potential", or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause Valemont Supply Limited's actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. These factors include, among other things, those discussed in this annual report on Form 10-KSB and in Valemont Supply Limited's other filings with the SEC. Although Valemont Supply Limited believes that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are inherently uncertain, and Valemont Supply Limited cannot guarantee future results, levels of activity, performance, or achievements. Valemont Supply Limited is under no duty to update any of the forward-looking statements in this annual report on Form 10-KSB to conform forward-looking statements to actual results. All forward-looking statements should be considered in light of these risks and uncertainties.


During the period from June 25, 2001, (inception) through the year ended July 31, 2002, Valemont Supply Limited has engaged in no significant operations other than organizational activities, acquisition of a mica property and the registration of its securities under the Securities Act of 1933. Valemont Supply Limited received no revenues during this period. Valemont Supply Limited is in the process conducting its initial public offering of stock pursuant to its S-1 registration statement as filed with the securities and exchange commission on June 19, 2002. As of October 8, 2002 Valemont Supply Limited has sold no stock.

Valemont Supply Limited's plan of operation for the next twelve-month period will vary based on the receipt of funding that is not assured to be received. As a result Valemont Supply Limited's auditor has indicated that there is substantial doubt regarding Valemont Supply Limited's ability to continue as a going concern and has expressed this opinion in their audit report on the July 31, 2002 financial statements. Valemont Supply Limited intends to continue the exploration of its property, in an attempt to establish mica reserves, and to generally meet its future corporate obligations. Valemont Supply Limited anticipates that until these procedures are completed it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.



LIQUIDITY  AND  CAPITAL  RESOURCES

Valemont Supply Limited has funded its cash needs over the periods covered by this Form 10-KSB with cash on hand. It is anticipated that the cash on hand of $986 will not be sufficient to satisfy cash requirements over the next twelve months. In order to satisfy its cash requirements over the next twelve months Valemont Supply Limited will have to complete at least part of its initial public offering of stock pursuant to its S-1 registration statement. If Valemont Supply Limited does not generate sufficient capital to conduct its planned operations, it will conduct a limited work program with available funds. In addition Valemont Supply Limited would seek providers of exploration services willing to be compensate by issuance of stock in lieu of cash. In this way Valemont Supply Limited would attempt to complete the planned exploration activities. Valemont Supply Limited has until November 30, 2002 to complete its offering. In the event that Valemont Supply Limited requires more capital, no commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to Valemont Supply Limited or at all.

PRODUCT  RESEARCH  AND  DEVELOPMENT

Valemont Supply Limited plans no product research and development over the next twelve months.


CAPITAL  EXPENDITURES

Valemont Supply Limited plans no purchase or sale of plant and significant equipment over the next twelve months.


EMPLOYEES

Valemont Supply Limited expects no significant changes in its number of employees.


                 [This Space Has Been Intentionally Left Blank]

ITEM  7.  FINANCIAL  STATEMENTS

Valemont  Supply  Limited

                                                                           Index

Independent  Auditors'  Report. . . . . . . . . . . . . . . . . . . . . . .  F-1

Balance  Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Statement  of  Operations . . . . . . . . . . . . . . . . . . . . . . . . .  F-3

Statement  of  Cash  Flows. . . . . . . . . . . . . . . . . . . . . . . . .  F-4

Statement  of  Stockholders'  Equity. . . . . . . . . . . . . . . . . . . .  F-5

Notes  to  the  Financial  Statements . . . . . . . . . . . . . . . . . . .  F-6

                               [GRAPHIC  OMITED]



MANNING ELLIOTT                         |   11th floor, 1050 West Pender Street,
                                        |          Vancouver, BC, Canada V6E 3S7
CHARTERED ACCOUNTANTS                   |  Phone: 604.714.3600 Fax: 604.714.3669
                                                         Web: manningelliott.com



                          Independent Auditors' Report
                          -----------------------------


To the Board of Directors and Stockholders of Valemont Supply Limited
(An  Exploration  Stage  Company)


We have audited the accompanying balance sheets of Valemont Supply Limited (An Exploration Stage Company) as of July 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the period from June 25, 2001 (Date of Inception) to July 31, 2002 and the year ended July 31, 2002 and for the period from June 25, 2001 (Date of Inception) to July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Valemont Supply Limited (An Exploration Stage Company), as of July 31, 2002 and 2001, and the results of its operations and its cash flows for the period from June 25, 2001 (Date of Inception) to July 31, 2002 and the year ended July 31, 2002 and for the period from June 25, 2001 (Date of Inception) July 31, 2001, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues or conducted any operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


"Manning  Elliott"


CHARTERED  ACCOUNTANTS
Vancouver,  Canada
September  18,  2002

                                       F-1

Valemont  Supply  Limited
(An  Exploration  Stage  Company)
Balance  Sheets
(expressed  in  U.S.  dollars)


                                                                        July 31,    July 31,
                                                                            2002       2001
                                                                               $          $

ASSETS

Current Assets

Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        986      2,823
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .      3,500     10,000
--------------------------------------------------------------------------------------------

Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,486     12,823
============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        950          -
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . .        700          -
--------------------------------------------------------------------------------------------

Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .      1,650          -
--------------------------------------------------------------------------------------------

Contingency (Note 1)


Stockholders' Equity

Common Stock, par value $0.0001; 100,000,000 shares authorized;
8,000,000 shares issued and outstanding . . . . . . . . . . . . . . .        800        800

Additional Paid-in Capital. . . . . . . . . . . . . . . . . . . . . .     45,200     45,200

Donated Capital (Note 4). . . . . . . . . . . . . . . . . . . . . . .     18,637      1,250
--------------------------------------------------------------------------------------------

                                                                          64,637     47,250
--------------------------------------------------------------------------------------------

Preferred Stock, par value of $0.0001; 20,000,000 shares authorized;
none issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -          -

Deficit Accumulated During the Exploration Stage. . . . . . . . . . .    (61,801)   (34,427)
--------------------------------------------------------------------------------------------

Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . .      2,836     12,823
--------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity. . . . . . . . . . . . . .      4,486     12,823
============================================================================================


    The accompanying notes are an integral part of these financial statements
                                       F-2


Valemont  Supply  Limited
(An  Exploration  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)


                                                   Period from
                                                      Accumulated from         Year        June 25, 2001
                                                         June 25, 2001        Ended  (Date of Inception)
                                                    (Date of Inception)    July 31,          to July 31,
                                                      to July 31, 2002         2002                2001
                                                                     $            $                    $
Revenue . . . . . . . . . . . . . . . . . . . . .                    -            -                    -


Expenses

Communication . . . . . . . . . . . . . . . . . .                2,148        2,148                    -
Consulting (Note 4) . . . . . . . . . . . . . . .               13,000       12,000                1,000
Mineral property acquisition costs (Note 3) . . .               30,000            -               30,000
Mineral property claims maintenance fees (Note 4)                2,387        2,387                    -
Professional fees . . . . . . . . . . . . . . . .               11,016        7,839                3,177
Rent (Note 4) . . . . . . . . . . . . . . . . . .                3,250        3,000                  250
---------------------------------------------------------------------------------------------------------

                                                                61,801       27,374               34,427
---------------------------------------------------------------------------------------------------------

Net Loss for the Period . . . . . . . . . . . . .              (61,801)     (27,374)             (34,427)
=========================================================================================================


Net Loss Per Share - Basic. . . . . . . . . . . .                (0.01)       (0.01)
====================================================================================


Weighted Average Shares Outstanding . . . . . . .            8,000,000    8,000,000
====================================================================================




(Diluted  loss  per share has not been presented as the result is anti-dilutive)

    The accompanying notes are an integral part of these financial statements
                                       F-3


Valemont  Supply  Limited
(An  Exploration  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)


                                                                                            Period from
                                                      Accumulated from      Year          June 25, 2001
                                                         June 25, 2001     Ended    (Date of Inception)
                                                   (Date of Inception)   July 31,           to July 31,
                                                     to July 31, 2002        2002                  2001
                                                                    $           $                     $

Cash Flows To Operating Activities

Net loss . . . . . . . . . . . . . . . . . . . .              (61,801)    (27,374)             (34,427)

Non-cash items
Donated consulting services. . . . . . . . . . .               13,000      12,000                1,000
Donated rent . . . . . . . . . . . . . . . . . .                3,250       3,000                  250
Donated mineral property claims maintenance fees                2,387       2,387                    -

Adjustment to reconcile net loss to cash
Prepaid expenses . . . . . . . . . . . . . . . .               (3,500)      6,500              (10,000)
Accounts payable and accrued liabilities . . . .                1,650       1,650                    -
-------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities. . . . . .              (45,014)     (1,837)             (43,177)
-------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities

Sale of capital stock. . . . . . . . . . . . . .               46,000           -               46,000
-------------------------------------------------------------------------------------------------------

Net Cash Provided By Financing Activities. . . .               46,000           -               46,000
-------------------------------------------------------------------------------------------------------

Net Increase in Cash . . . . . . . . . . . . . .                  986           -                2,823

Cash - Beginning of Period . . . . . . . . . . .                    -       2,823                    -
-------------------------------------------------------------------------------------------------------

Cash - End of Period . . . . . . . . . . . . . .                  986         986                2,823
=======================================================================================================

Non-Cash Financing Activities. . . . . . . . . .                    -           -                    -
=======================================================================================================

Supplemental Disclosures

Interest paid. . . . . . . . . . . . . . . . . .                    -           -                    -
Income taxes paid. . . . . . . . . . . . . . . .                    -           -                    -
=======================================================================================================



    The accompanying notes are an integral part of these financial statements
                                       F-4


Valemont  Supply  Limited
(An  Exploration  Stage  Company)
Statement  of  Stockholders'  Equity
From  June  25,  2001  (Date  of  Inception)  to  July  31,  2002
(expressed  in  U.S.  dollars)


                                                                                                Deficit
                                                                                            Accumulated
                                                                additional                   During the
                                                                   Paid-in   Donated        Development
                                         Shares       Amount       Capital   Capital     Total    Stage
                                              #            $             $         $         $        $

Balance - June 25, 2001 (Date of
 Inception). . . . . . . . . . . .            -            -             -         -        -         -

Stock issued on June 25, 2001 for
 cash. . . . . . . . . . . . . . .    8,000,000          800        45,200         -   46,000         -

Value of rent donated by related
 party . . . . . . . . . . . . . .            -            -             -       250      250         -

Value of services donated by
 related party . . . . . . . . . .            -            -             -     1,000    1,000         -

Net loss for the period. . . . . .            -            -             -         -        -   (34,427)
--------------------------------------------------------------------------------------------------------

Balance - July 31, 2001. . . . . .    8,000,000          800        45,200     1,250   47,250   (34,427)

Value of rent donated by related
 party . . . . . . . . . . . . . .            -            -             -     3,000    3,000         -

Value of services donated by
 related party . . . . . . . . . .            -            -             -    12,000   12,000         -

Mineral property claims
 maintenance fees paid for and
 donated by a related party. . . .            -            -             -     2,387    2,387         -

Net loss for the year. . . . . . .            -            -             -         -        -   (27,374)
--------------------------------------------------------------------------------------------------------

Balance - July 31, 2002. . . . . .    8,000,000          800        45,200    18,637   64,637   (61,801)
========================================================================================================



    The accompanying notes are an integral part of these financial statements
                                       F-5

Valemont  Supply  Limited
(An  Exploration  Stage  Company)
Notes  to  the  Financial  Statements
(expressed  in  U.S.  dollars)


1.     Exploration  Stage  Company
The Company was incorporated in the State of Washington on June 25, 2001. On June 26, 2001 the Company purchased twelve mica mineral claims, situated in the Cariboo Mining Division in the Province of British Columbia, Canada. Mica is mainly used in the oil and gas industry, in the form of oil drilling mud, to lubricate the shafts of drilling rigs.
The Company's principal business plan is to continue exploration of its mineral properties in order to confirm the mica content of mineralized materials found there and to ultimately seek earnings by exploiting any mica available from the mineral claims.
The Company is an exploration stage company. At present, management devotes most of its activities to raise sufficient funds to further develop the mica property. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or develop the mica property to extract and sell mica at a profit. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.
The Company filed an S-1 Registration Statement with the U.S. Securities Exchange Commission which has been made effective.


2.     Summary  of  Significant  Accounting  Principles

a)     Year  End

The  Company's year end is July 31.

b)     Use  of  Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)     Basic  Earnings  (Loss)  Per  Share

Basic earnings (loss) per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 "Earnings per Share". The Company has a simple capital structure without potential common shares. Basic earnings (loss) per share is calculated on the weighted average number of common shares outstanding each year.

d)     Exploration  Costs

The Company is in the exploration stage and all costs relating to mineral property grassroots exploration are charged to operations as incurred.

e)     Income  Taxes

The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109 (SFAS 109), Accounting for Income Taxes.

Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating loss carry forwards. Potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating loss carry forwards in future years.

The Company has tax losses of $4,427 and $27,374 to offset future years taxable income expiring in fiscal 2016 and 2017 respectively.

Valemont  Supply  Limited
(An  Exploration  Stage  Company)
Notes  to  the  Financial  Statements
(expressed  in  U.S.  dollars)

2.     Summary  of  Significant  Accounting  Principles  (continued)

e)     Income  Taxes

The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:




                            2002     2001
                               $        $

Net Operating Loss . .    27,374    4,427
Statutory Tax Rate . .        34%      34%
Effective Tax Rate . .         -        -
Deferred Tax Asset . .     9,307    1,505
Valuation Allowance. .    (9,307)  (1,505)
------------------------------------------

Net Deferred Tax Asset         -        -
==========================================




3.     Mineral  Properties

Pursuant to a sales agreement dated June 26, 2001, the Company acquired 12 mineral claims containing a mica mineral deposit. The mineral property is located in the Cariboo Mining Division in the Province of British Columbia. Consideration paid was $30,000 and an exclusive right to a Royalty on the mica produced from the mica claims in the amount of US$2.00 per ton of pit run of mica containing ore extracted from the mica claims. This payment constitutes a net royalty payment to the vendor. This payment is to be made within 30 days of the pit run mica leaving the mica claims. The price per ton will be negotiated every five years. The mica in this property was first discovered in 1961 and prior to acquiring the property previous owners performed an exploration program in order to better understand the nature and location of the mica. This exploration included trenching, bulk sampling and several assayed drill holes. This exploration program verified a commercially acceptable grade of mica accessible to open pit recovery. In 1987 a small-scale mining project was carried out resulting in four bulk samples of 60 to 70 tons each and six diamond drill holes being drilled. This project outlined and exposed the deposit further. The Company has not conducted a full evaluation required to designate reserves, and therefore has no mica reserves. Pursuant to the Company's accounting policy on mineral properties the acquisition costs of $30,000 have been charged to operations as persuasive engineering evidence has not yet been obtained to prove recoverable mica reserves exist.


4.     Related  Party  Transactions

The President of the Company has donated services valued at $1,000 per month and rent valued at $250 per month. The President of the Company also paid for and donated mineral property claims maintenance fees totalling $2,387. These amounts have been charged to operations and classified as "donated capital" in stockholders' equity.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Manning Elliott Chartered Accountants has served as Valemont Supply Limited's independent auditor since inception, and Valemont Supply Limited has not had any dispute with Manning Elliott Chartered Accountants over accounting or financial disclosure.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each director and executive officer of Valemont Supply Limited:


NAME. . .  AGE  POSITION
           ---  -----------------------------------------
A.E. Daem   64  President, Secretary, Treasurer, Director
---------  ---  -----------------------------------------




Mr. Daem became a director and officer of Valemont Supply Limited in June 2001. In 1960, Mr. Daem graduated from the University of British Columbia with a degree in Science and Pharmacy. During the last 15 years, Mr. Daem has worked for Circle Drugs Inc, a private company, as director, president and chief executive officer, growing the retail chain while maintaining profitability. Mr. Daem also worked for Air packaging International a public company from 1989 to 1991 as director, president and chief operating officer; a packaging company which has developed a number of packaging products. Mr. Daem worked from 1991 to 1999 as president, director and chief executive officer of International Tournigan Inc, a public exploration company searching for minerals. Through International Tournigan Inc. Mr. Daem has the experience of financing, administration and engaging and managing the activities of numerous professional engineers and geologists in the search for minerals in Canada, Unites States, Africa, Papua New Guinea and Peru. Mr. Daem is also the sole shareholder of Armanda International Trader Inc. in which he conducts his private passive investment business, which consists of a diversified portfolio of long term equity investments in large publicly traded companies. Mr. Daem devotes approximately 40% of his time to his position in Valemont Supply Limited, in the areas of finance, administration and exploration coordination.


The director named above will serve until the first annual meeting of Valemont Supply Limited's shareholders. Thereafter, directors will be elected for one-year terms at the annual shareholders' meeting. Officers will hold their positions at the pleasure of the board of directors. No employment agreements currently exist or are being contemplated. There is no arrangement or understanding between the director and officer of Valemont Supply Limited and any other person pursuant to which any director or officer is to be selected as a director or officer.

The directors and officers of Valemont Supply Limited will devote their time to Valemont Supply Limited's affairs on an "as needed" basis. As a result, the actual amount of time that they will devote to Valemont Supply Limited's affairs is not consistent and is likely to vary substantially from month to month.


ITEM  10.  EXECUTIVE  COMPENSATION

The following table provides summary information for the years 2001 and 2002 concerning cash and noncash compensation paid or accrued by Valemont Supply Limited to or on behalf of the president and the only other employee(s) to receive compensation in excess of $100,000.

                                  SUMMARY COMPENSATION TABLE

                                                      Long Term Compensation
                                               ----------------------------------
                      Annual Compensation            Awards              Payouts
                    -------------------------------------------------------------
                                      Other                 Securities
                                      Annual   Restricted     Under-
Name and                             compen-      Stock        lying       LTIP     All Other
Principal           Salary   Bonus    sation     Awards      Options/    Payouts     Compen-
Position      Year    ($)     ($)      ($)         ($)       SARs (#)      ($)     sation ($)
----------------------------------------------------------------------------------------------
A.E.          2001        -       -         -            -            -         -  $    1,000*
Daem          2002        -       -         -            -            -         -  $   12,000*
 President,
Secretary,
and Director

* This is a non cash item and accounted for as donated capital in the financial statements

Compensation  of  Directors

There is no plan in place at this time for Valemont Supply Limited's directors to be compensated.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of Valemont Supply Limited as of July 31, 2002, by each shareholder who is known by Valemont Supply Limited to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.



                                                                            Percentage of
                                                                            Outstanding
Name . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Shares Owned  Shares Owned
------------------------------------------------------------  ------------  --------------
A.E. Daem, President, Secretary, Treasurer, and Director
 Kamloops, B.C. Canada . . . . . . . . . . . . . . . . . . .     8,000,000            100%
------------------------------------------------------------  ------------  --------------
All Executive Officers & Directors As A Group (1 Individual)     8,000,000            100%
------------------------------------------------------------  ------------  --------------



ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

No director, executive officer or nominee for election as a director of Valemont Supply Limited, and no owner of five percent or more of Valemont Supply Limited's outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000.

Other than the $12,000 recorded each year as consulting fees and currently returned to the company in the form of donated capital and the 8,000,000 shares issued to Mr. Daem in exchange for $46,000 upon inception of Valemont Supply Limited, there has been nothing of value (including money, property, contracts, options, or rights of any kind) received or to be received by Mr. Daem, directly or indirectly, from the Valemont Supply Limited Valemont Supply Limited has not received any other assets, services or other consideration as a result. Valemont Supply Limited arbitrarily determined the price of the shares issued to Mr. Daem.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8K

     1.   Exhibits

Exhibit   Page  Description
No.       No.
-------------------------------------------------------------------------------------------------
3(a)(i)     *   Articles Of Incorporation Of Valemont Supply Limited
-------------------------------------------------------------------------------------------------
3(a)(ii)    *   By-laws Of Valemont Supply Limited
-------------------------------------------------------------------------------------------------
4           *   Specimen Share of Common Stock
-------------------------------------------------------------------------------------------------
10.1        *   Agreement  Between Valemont Supply Limited  And Douglas Payne Dated June 26, 2001
                for the acquisition of its mica property
-------------------------------------------------------------------------------------------------
10.2        *   Subscription Agreement and Investment Letter re: A.E. Daem
-------------------------------------------------------------------------------------------------

*Incorporated by reference filed with the Form S-1 filed with the Securities and Exchange
   Commission on June 19, 2002.


     2.   Reports  on Form 8-K:

          There were no reports filed on Form 8-K reporting during the period covered by this report

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Amendment to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of October 2002.

                               Valemont Supply Inc

                               /s/ A.E. Daem
                               ---------------------------
                               Name:  A.E. Daem
                               Title: President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                      Date
---------                      -----                      ----


/s/ A.E.  Daem          President and Director     October 8, 2002



                                  CERTIFICATION
In connection with the accompanying form 10-KSB of Valemont Supply Limited for the year ended July 31, 2002, the following officers of Valemont Supply Limited, hereby certify:

     1.   I  have  reviewed  this  annual  report  on  Form  10-KSB;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

By:       /s/ A.E. Daem

A.E. Daem
President,  Chief  Executive  Officer and Chief  Financial  Officer

Date:          October 8,  2002


Exhibit   Page  Description
No.       No.
-------------------------------------------------------------------------------------------------
3(a)(i)     *   Articles Of Incorporation Of Valemont Supply Limited
-------------------------------------------------------------------------------------------------
3(a)(ii)    *   By-laws Of Valemont Supply Limited
-------------------------------------------------------------------------------------------------
4           *   Specimen Share of Common Stock
-------------------------------------------------------------------------------------------------
10.1        *   Agreement  Between Valemont Supply Limited  And Douglas Payne Dated June 26, 2001
                for the acquisition of its mica property
-------------------------------------------------------------------------------------------------
10.2        *   Subscription Agreement and Investment Letter re: A.E. Daem
-------------------------------------------------------------------------------------------------

*Incorporated by reference filed with the Form S-1 filed with the Securities and Exchange
   Commission on June 19, 2002.

